Form 10-Q
period 2016-07-31
Opportunity Acquis Corp.
filed 2016-09-28
CIK 1667364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-55651

———————

OPPORTUNITY ACQUIS CORP.

(Exact name of registrant as specified in its charter)

———————

Delaware	47-5180981
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o 903 Clydesdale Drive, Bear, DE 19701

(Address of Principal Executive Office) (Zip Code)

(302) 357-9893

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common stock $.0001 Par Value	91,200,000 Shares

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements

 OPPORTUNITY ACQUIS CORP.

CONDENSED BALANCE SHEETS (Unaudited)

	July 31, 2016	April 30, 2016
ASSETS
ASSETS
Cash	$20,165	$24,178
Accounts Receivable, Net	--	--
TOTAL ASSETS	$20,165	$24,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Accounts Payable	$--	$--
Total Liabilities	--	--

STOCKHOLDERS’ EQUITY

Common Stock	912	912
Paid-in Capital	27,288	27,288
Accumulated Deficit	(8,035)	(4,022)
Total Stockholders’ Equity	20,165	20,165

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,165	$20,165

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 31,

(UNAUDITED)

July 31, 2016

Revenues	$--

OPERATING EXPENSES
Selling, General & Administrative Expenses	4,013

TOTAL OPERATING EXPENSES	4,013

NET LOSS FROM OPERATIONS	(4,013)

PROVISION FOR INCOME TAXES	--

NET LOSS	$(4 ,013)

Net loss Per share: basic and diluted	(0.00)

Weighted-average number of common shares outstanding: basis and diluted	91,200,000

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months To July 31, 2016
Operating Activities
Net Loss	$(4,013)
Net Cash Used by Operating Activities	(4,013)

INCREASE (DECREASE) IN CASH	(4,013)
CASH AT BEGINNING OF PERIOD	24,178
CASH AT END OF PERIOD	20,165

Supplemental Cash Information	$-
Interest Paid	$-
Taxes Paid

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Opportunity Acquis Corp. ("Opportunity" or "the Company") was incorporated on September 17, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the start-up stage since inception and its operations to date have been limited to conducting a private placement of its shares of common stock (see Notes 3 and 4). The Company will attempt to identify, locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most anticipated instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

The unaudited interim condensed financial statements included herein have been prepared by Opportunity Acquis Corp. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10 for the period ended April 30, 2016, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10 have been omitted

The Company has elected April 30 as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents and had $24,178 in cash as of April 30, 2016 and $20,165 as of July 31, 2016.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with an FDIC insured banking institution. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of July 31, 2016.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2016 there were no deferred income taxes or benefits due to the Company’s uncertainty of the realization of net operating loss or carry forward prior to expiration.

 Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of April 30, 2016 and July 31, 2016, there are no outstanding dilutive securities.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

Recent Accounting Pronouncements

On June 12, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-10—Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240— Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On May 21, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-09—Financial Services— Insurance (Topic 944): Disclosures about Short-Duration Contracts. The objectives of the amendments in this Update are to increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability through consistently disclosed information, and provide financial statements users with information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates. For public business entities, effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On May 12, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-08—Business Combinations (Topic 805): Pushdown Accounting: Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. The amendments are effective upon issuance (May 12, 2015). Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On May 1, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-07—Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. To address the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized, the amendments in this Update remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14B—Fair Value Measurement —Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820), which has been deleted. Effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 30, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-06— Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A—Earnings Per Share—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 15, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-05— Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The objective of the amendments in this Update is to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in this Update will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-230—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which has been deleted. Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 15, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-04— Compensation— Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The amendments in this Update would provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-260—Compensation—Retirement Benefits (Topic 715), which has been deleted. Effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-03— Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-220—Consolidation (Topic 810), which has been deleted. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-01—Income Statement— Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220—Income Statement—Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended July 31, 2016. The Company had working capital of $20,165 and an accumulated deficit of $8,035 as of July 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs significantly beyond one year except with extremely limited operations. The Company will engage in extremely limited activities that must be satisfied in cash until a source of funding is secured. The Company may offer noncash consideration and seek equity lines as a means of financing its operations dependent upon the length of time the cash raised through the private offering conducted since inception through July 31, 2016 is adequate to meet the Company’s financial obligations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

For the period from September 17, 2015 (inception) to April 30, 2016 and for the three months to July 31, 2016, the Company incurred a net loss and accumulated deficit of $4,022 and $4,013 respectively, no cash flow from operating activities, and no working capital deficit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock with par value of $.00001 and 25,000,000 shares of preferred stock with a par value of $.001.

Between September 17, 2015 and April 30, 2016 the Company issued 70,000,000 shares of common stock to two directors and officers for $7,000.00 ($0.0001/share) which was paid to the Company and 21,000,000 shares of common stock to investors for $21,000.00 ($0.001/share) which was received in cash. The Company also issued 200,000 shares ($0.001/shares) for services valued at $200 As of April 30, 2016, 91,200,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 4 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after July 31, 2016 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Since inception in 2015

The Company was formed on September 17, 2015 and since that time has been in the start-up stage wherein it raised a total of $28,000 in a private placement which commenced October 2015. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act. The Company has incurred expenses of $4,013 for the three months ended July 31, 2016, consisting entirely of general and administrative expenses related to its limited operations. The capital raised is expected to be adequate to pay its accounting expenses and reporting requirements for a period of at least seven quarters.

As of the end of the Company’s fiscal year, April 30, 2016 and the three months ended July 31, 2016, the Company had not generated revenues and had no income or cash flows from operations. For the period ending July 31, 2016, the Company had sustained a net loss of $4,013.

The Company has no operations nor does it currently engage in any revenue generating activities. The Company has neither generated revenues nor received income, has had no operations other than to form a corporation and to raise a limited amount of capital pursuant to a private placement. It has incurred and paid various state fees and expenses related to such activities, engaged its accountants to audit and review its books and records in order to prepare the Company's financial statements and paid filing fees.

The Company is seeking an Acquisition candidate in order to pursue its business objectives. An Acquisition will normally take the form of a merger, stock-for-stock exchange or a tax free stock-for-assets exchange. As of the date of this filing, there have been some companies (target entities) that have been in contact with the Company for such purpose. No assurance is given that the Company will be successful in identifying, locating, negotiating, or consummating an Acquisition. No assurance can be given that the funds held by the Company will be sufficient to finance the operations of any as of yet unknown and unidentified Acquisition candidates.

The Company has authorized a total of 525,000,000 shares of capital stock which includes 500,000,000 shares authorized as common stock for issuance. The Company issued 21,000,000 shares of common stock as a result of its private placement, 200,000 shares of common stock to its registered agent, and 70,000,000 shares of common stock to two of its Officers upon its founding. There are a total 91,200,000 shares of common stock issued and outstanding.

The Company’s capital stock also includes 25,000,000 shares of preferred stock authorized for issuance; none of the preferred Stock have been classified, designated or issued.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of July 31, 2016 had limited working capital, consisting of $20,165 of cash on hand. Dependent upon the Acquisition candidate that completes a transaction with the Company and its financial resources, additional financing may be necessary to be raised for the Company to carry-out its then new business objectives, and may further dilute the holdings of all of the current shareholders. In addition, the funds on hand may prove to be insufficient to permit the Company to locate assets and/or a business to acquire. There is no assurance the Company will be able to succeed in its intended business activities due to its limited capital availability.

Cash used in operating activities for the three month period ended July 31, 2016 consisted of a net loss of $4,013.

No cash was provided from financing activities during the three months ended July 31, 2016 and $28,000 was received in the period from inception (September 17, 2015) through the year ended April 30, 2016.

Considerations regarding Forward-Looking Disclosures.

This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company’s ability to successfully and timely develop and finance new projects, the impact of competition on the Company’s revenues, and the economy as it relates to companies seeking to consummate Acquisitions.

When used, words such as “believes,” “anticipates,” “expects,” “continue,” “may,” “plan,” “predict,” “should,” “will,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not required by smaller reporting companies.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures -

The Company’s principal executive and principal financial officer believes, based on his evaluation, that as of the end of the period covered by this report the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act and such information is: (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Controls -

There were no changes made and no corrective actions taken during the quarter ended for this report with respect to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over its financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings known or threatened against the Company.

Item 1A.	Risk Factors.

Disclosure of risk factors is not required for smaller reporting companies. However, because the Company is a shell corporation and the attendant risks are material, management elected to provide a list of the material risk factors in its Form 10 filing. There are no material changes to the previously disclosed risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities of the Company during the three months ended July 31, 2016.

There was no offering of securities and were no proceeds as a result of the Company’s registration statement on Form 10 effective August 15, 2016, therefore there is no use of proceeds to report.

Item 3.	Defaults Upon Senior Securities.

There were no material defaults of any terms of the securities or indebtedness of the Company or any of its significant subsidiaries during the period covered by this Form 10-Q report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders during the period covered by this Form 10-Q report.

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)     Exhibits:

Rule 13a-14(a)/15d-14(a) Certifications:

●     Exhbit 31(a)     Certification of Chief Executive Officer, and Chief Financial Officer.

Section 1350 Certifications:

●     Exhbit 32(a)     Certification of Chief Executive Officer, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPPORTUNITY ACQUIS CORP.

Date: September 27, 2016	By:	/s/ ROBERT A. LERMAN
Robert A. Lerman
President, Treasurer, Chief Executive Officer, and Chief Financial Officer