Form 10-Q
period 2016-10-31
Opportunity Acquis Corp.
filed 2016-12-07
CIK 1667364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common stock $.0001 Par Value	91,200,000 Shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

OPPORTUNITY ACQUIS CORP.

CONDENSED BALANCE SHEETS (Unaudited)

	October 31, 2016	April 30, 2016
ASSETS
ASSETS
Cash	$18,416	$24,178
Accounts Receivable, Net	--	--
TOTAL ASSETS	$18,416	$24,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Accounts Payable	$--	$--
Total Liabilities	--	--

STOCKHOLDERS’ EQUITY

Common Stock	912	912
Paid-in Capital	27,288	27,288
Accumulated Deficit	(9,584)	(4,022)
Total Stockholders’ Equity	18,416	20,165

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,416	$20,165

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2016

(UNAUDITED)

	Three Months	Six Months

Revenues	$-0-	$-0-

OPERATING EXPENSES
Selling, General & Administrative Expenses	1,749	5,762

TOTAL OPERATING EXPENSES	1,749	5,762

NET LOSS FROM OPERATIONS	(1,749)	(5,762)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(1,749)	$(5,762)

Net loss Per share: basic and diluted	(0.00)	(0.00)

Weighted-average number of common shares outstanding: basis and diluted	91,200,000	91,200,000

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months To October 31, 2016
Operating Activities
Net Loss	$(5,762)
Net Cash Used by Operating Activities	(5,762)

INCREASE (DECREASE) IN CASH	(5,762)
CASH AT BEGINNING OF PERIOD	24,178
CASH AT END OF PERIOD	18,416

Supplemental Cash Information	$--
Interest Paid	$--
Taxes Paid	$--

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Opportunity Acquis Corp. ("Opportunity" or "the Company") was incorporated on September 17, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the start-up stage since inception and its operations to date have been limited to conducting a private placement of its shares of common stock (see Note 3) and seeking target companies with which to form a business combination. The Company is attempting to identify, locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most anticipated instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

The unaudited interim condensed financial statements included herein have been prepared by Opportunity Acquis Corp. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10 for the period ended April 30, 2016, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10 have been omitted

The Company’s fiscal year end is April 30.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents and had $24,178 in cash as of April 30, 2016 and $18,416 as of October 31, 2016.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with an FDIC insured banking institution. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of October 31, 2016.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2016 there were no deferred income taxes or benefits due to the Company’s uncertainty of the realization of net operating loss or carry forward prior to expiration.

 Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of April 30, 2016 and October 31, 2016, there were no outstanding dilutive securities.

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

On May 21, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-09—Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts. The objectives of the amendments in this Update are to increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability through consistently disclosed information, and provide financial statements users with information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates. For public business entities, effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

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

On April 15, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-05—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The objective of the amendments in this Update is to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in this Update will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-230—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which has been deleted. Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

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

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-01—Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220—Income Statement—Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended October 31, 2016. The Company had working capital of $18,416 and an accumulated deficit of $9,584 as of October 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs significantly beyond one year except with extremely limited operations. The Company will engage in extremely limited activities that must be satisfied in cash until a source of funding is secured. The Company may offer noncash consideration and seek equity lines as a means of financing its operations dependent upon the length of time the cash raised through the private offering conducted since inception through October 31, 2016 is adequate to meet the Company’s financial obligations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

For the period from September 17, 2015 (inception) to April 30, 2016 and for the six months ended October 31, 2016, the Company incurred a net loss and accumulated deficit of $4,022 and $9,584 respectively, no cash flow from operating activities, and no working capital deficit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock with par value of $.00001 and 25,000,000 shares of preferred stock with a par value of $.001. As of April 30, 2016, and October 31, 2016, 91,200,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 4 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after October 31, 2016 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Since inception in 2015

The Company was formed on September 17, 2015 and since that time has been in the start-up stage wherein it raised a total of $28,000 in a private placement which commenced October 2015. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act. The Company has incurred expenses of $4,013 for the six months ended October 31, 2016, consisting entirely of general and administrative expenses related to its limited operations.

As of the end of the Company’s fiscal year, April 30, 2016 and the six months ended October 31, 2016, the Company had not generated revenues and had no income or cash flows from operations. For the six month period ending October 31, 2016, the Company had sustained a net loss of $5,762.

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

The Company has authorized a total of 525,000,000 shares of capital stock which includes 500,000,000 shares authorized as common stock for issuance. The Company issued 21,000,000 shares of common stock as a result of its private placement, 200,000 shares of common stock for services, and 70,000,000 shares of common stock to two of its Officers upon its founding. There are a total 91,200,000 shares of common stock issued and outstanding.

The Company’s capital stock also includes 25,000,000 shares of preferred stock authorized for issuance; none of the preferred Stock have been classified, designated or issued.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of October 31, 2016 had limited working capital, consisting of $18,416 of cash on hand. Dependent upon the Acquisition candidate that completes a transaction with the Company and its financial resources, additional financing may be necessary to be raised for the Company to carry-out its then new business objectives, and may further dilute the holdings of all of the current shareholders. In addition, the funds on hand may prove to be insufficient to permit the Company to locate assets and/or a business to acquire. There is no assurance the Company will be able to succeed in its intended business activities due to its limited capital availability.

Cash used in operating activities for the six month period ended October 31, 2016 consisted of a net loss of $5,762.

No cash was provided from financing activities during the six months ended October 31, 2016 and $28,000 was received in the period from inception (September 17, 2015) through the year ended April 30, 2016.

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

There were no unregistered sales of equity securities of the Company during the six months ended October 31, 2016.

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

OPPORTUNITY ACQUIS CORP.

Date: December 6, 2016	By:	/s/ Robert A. Lerman
Robert A. Lerman
President, Treasurer, Chief Executive Officer, and Chief Financial Officer