Form 10-Q
period 2017-01-31
Opportunity Acquis Corp.
filed 2017-03-15
CIK 1667364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2017

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2017
Common stock $.0001 Par Value	91,200,000 Shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

OPPORTUNITY ACQUIS CORP.

CONDENSED BALANCE SHEETS (Unaudited)

	January 31, 2017	April 30, 2016
ASSETS
ASSETS
Cash	$15,407	$24,178
Accounts Receivable, Net	--	--
TOTAL ASSETS	$15,407	$24,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Accounts Payable	$--	$--
Total Liabilities	--	--

STOCKHOLDERS’ EQUITY

Common Stock	912	912
Paid-in Capital	27,288	27,288
Accumulated Deficit	(12,793)	(4,022)
Total Stockholders’ Equity	15,407	24,178

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,407	$24,178

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2017

(UNAUDITED)

	Three Months	NINE MONTHS

Revenues	$-0-	$-0-

OPERATING EXPENSES
Selling, General & Administrative Expenses	3,009	8,771

TOTAL OPERATING EXPENSES	3.009	8,771

NET LOSS FROM OPERATIONS	(3.009)	(8,771)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(3,009)	$(8,771)

Net loss Per share: basic and diluted	(0.00)	(0.00)

Weighted-average number of common shares outstanding: basis and diluted	91,200,000	91,200,000

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

NINE MONTHS To January 31, 2017
Operating Activities
Net Loss	$(8,771)
Net Cash Used by Operating Activities	(8,771)

INCREASE (DECREASE) IN CASH	(8,771)
CASH AT BEGINNING OF PERIOD	24,178
CASH AT END OF PERIOD	15,407

Supplemental Cash Information	$--
Interest Paid	$--
Taxes Paid	$400

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2017

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents and had $24,178 in cash as of April 30, 2016 and $15,407 as of January 31, 2017.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with an FDIC insured banking institution. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of January 31, 2017.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 31, 2017 there were no deferred income taxes or benefits due to the Company’s uncertainty of the realization of net operating loss or carry forward prior to expiration.

 Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of April 30, 2016 and January 31, 2017, there were no outstanding dilutive securities.

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

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended January 31, 2017. The Company had working capital of $15,407 and an accumulated deficit of $12,793 as of January 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs significantly beyond one year except with extremely limited operations. The Company will engage in extremely limited activities that must be satisfied in cash until a source of funding is secured. The Company may offer noncash consideration and seek equity lines as a means of financing its operations dependent upon the length of time the cash raised through the private offering conducted since inception through January 31, 2017 is adequate to meet the Company’s financial obligations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

For the period from September 17, 2015 (inception) to April 30, 2016 and for the nine months ended January 31, 2017, the Company incurred a net loss and accumulated deficit of $4,022 and $12,793 respectively, no cash flow from operating activities, and no working capital deficit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock with par value of $.00001 and 25,000,000 shares of preferred stock with a par value of $.001. As of April 30, 2016, and January 31, 2017, 91,200,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 4 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after January 31, 2017 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Since inception in 2015

The Company was formed on September 17, 2015 and since that time has been in the start-up stage wherein it raised a total of $28,000 in a private placement which commenced October 2015. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act. The Company has incurred expenses of $8,771 for the nine months ended January 31, 2017, consisting entirely of general and administrative expenses related to its limited operations.

As of the end of the Company’s fiscal year, April 30, 2016 and the nine months ended January 31, 2017, the Company had not generated revenues and had no income or cash flows from operations. For the six month period ending January 31, 2017, the Company had sustained a net loss of $8,771.

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

10

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of January 31, 2017 had limited working capital, consisting of $15,407 of cash on hand. Dependent upon the Acquisition candidate that completes a transaction with the Company and its financial resources, additional financing may be necessary to be raised for the Company to carry-out its then new business objectives, and may further dilute the holdings of all of the current shareholders. In addition, the funds on hand may prove to be insufficient to permit the Company to locate assets and/or a business to acquire. There is no assurance the Company will be able to succeed in its intended business activities due to its limited capital availability.

Cash used in operating activities for the six month period ended January 31, 2017 consisted of a net loss of $8,771.

No cash was provided from financing activities during the nine months ended January 31, 2017 and $28,000 was received in the period from inception (September 17, 2015) through the year ended April 30, 2016.

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

11

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

There were no unregistered sales of equity securities of the Company during the nine months ended January 31, 2017.

There was no offering of securities and were no proceeds as a result of the Company’s registration statement on Form 10 effective August 15th, 2016, therefore there is no use of proceeds to report.

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPPORTUNITY ACQUIS CORP.

Date: March 13, 2017	By:	/s/ ROBERT A. LERMAN
Robert A. Lerman
President, Treasurer, Chief Executive Officer, and Chief Financial Officer

13