Form 10-K
period 2017-04-30
Opportunity Acquis Corp.
filed 2017-08-02
CIK 1667364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION (“SEC”)

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2017

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to __________

Commission File number 000-55651

OPPORTUNITY ACQUIS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-5180981
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

903 Clydesdale Drive, Bear, DE	19701	(302) 357-9893
(Address of Principal Executive Offices)	(Zip Code)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class
Common Stock, $.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes     ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes      ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

☐ Yes     ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The Company is a “shell company” as defined under Rule 405 of the Securities Act of 1933 (“1933 Act”) and as such is subject to certain restrictions on the transferability of its stock. See “Risk Factors” herein for a description of such restrictions.

As of June 30, 2017, there was no market value of the registrant’s common stock, aggregate or otherwise, since its securities will not be quoted or traded until after an Acquisition occurs and it is no longer classified as a shell company.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date: 91,200,000 as of June 30, 2017.

Documents Incorporated by Reference:       None.

PART I

Item 1.          Business: Proposed Business.

General

Opportunity Acquis Corp. (the "Company") was incorporated under the laws of the State of Delaware on September 17, 2015. The primary purpose of the Company is to provide a method for a foreign or domestic private company to become an SEC reporting company which is a step in the process of a private company to be able to have a class of stock that is publicly traded.

Our auditors have expressed their opinion that because of limited working capital and an accumulated deficit of $14,052 as of April 30, 2017, they have substantial doubt about the Company’s ability to continue as a going concern. The Company has not commenced any material operations, has no material operating history and is embarking upon a new business venture. The Company intends to seek potential business opportunities with an unknown and unnamed target entity (the “target”) which in the opinion of management may generate a profit to the Company. Such involvement may be either in the form of an acquisition of an existing business or the acquisition or creation of assets to establish a business for the Company ("Acquisition"). There is no assurance that such efforts will be successful.

Upon the Company entering into an Acquisition with another entity that has operations, then at that time, the Company's status as a shell company will most likely change. The Company will then be obligated to file a current report on Form 8-K describing the business combination information and, if applicable, a change in its status. The then to be required disclosure would be similar to that which is required in a registration statement on Form 10.

The Company is a shell company as defined by the U.S. Securities and Exchange Commission (“SEC” or “Commission”) in both Rule 144 and in Rule 405 under the 1933 Act. A shell company is an entity that has no or nominal operations, and either (i) no or nominal assets, or (ii) assets consisting solely of cash and cash equivalents, or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. The Company is also a “Blank Check” entity, which is defined by the SEC as a company which has no specified business except to engage in an Acquisition, has no operations, and the major portion of its funds are only generally allocated rather than specifically allocated. However unless the Company conducts an initial public offering filed with the SEC, it will not be subject to the blank check rules. The Company, however, will be subject to the shell company rules.

Shell company status means that Rule 144 is not available for sales and transfers of securities while the Company is a shell company. A shell company ordinarily ceases being classified as a shell company upon consummation of an Acquisition. Therefore, it is expected, but no assurance can be given, that outstanding shares of the Company will become eligible for sale under Rule 144 but not earlier than 12 months after an Acquisition provided the Company has filed its updated reports with the SEC among other conditions. Thus, with respect to its shell status or blank check company similarities, shareholders cannot trade their shares until at least one year after an Acquisition has occurred. Shareholders entrust the Company’s funds, business and future to management (on whose judgment the shareholders must depend) having only extremely limited information about management's specific intentions; at the present time management has not formulated any specific plans, except that it intends to acquire a business and/or assets with which it intends to form a business through a business combination of some kind. No assurance can be given that the Company's plans will be successful.

Certain regulations, principally Rule 419 under the Securities Act of 1933, place additional requirements on shell or blank check companies seeking to raise capital through a registered public offering. The principal restriction of Rule 419 is that it requires all funds so raised must be placed in a refundable escrow account to be held until consummation of a merger or other business combination; however, each blank check investor may require the full refund of their investment prior to consummation of a merger. Further, securities laws of the various states, referred to as Blue Sky laws, also place restrictions on shell or blank check public offerings. Therefore, the Company does not believe it has any viable access to the public markets for capital raising until the Company is no longer classified as a shell corporation, and currently will not be able to raise capital except through private placement exemptions. Hence as reiterated above, the Company may be restricted in its ability to secure additional equity funding.

Plan of Operation

An Acquisition may be completed by means of a business combination (such as a merger, reverse merger, acquisition of a business, purchase of assets, joint venture, stock-for-stock exchange, stock-for-assets exchange, or other procedure or technique) between the Company and the target entity; it is anticipated the target entity will be a private unidentified operating company. Management has no plans or preferences regarding the procedure or technique which it may utilize to evaluate or consummate such business opportunity. The Acquisition's capitalization structure will depend upon the specific business opportunity and the needs and requirements of the principals representing the target entity and will likely be determined through negotiations between the target entity and the Company.

While the Company's plans do not specifically set forth the method or structure by which it intends to facilitate an Acquisition, the Company anticipates the methods of a reverse merger or a reverse acquisition (collectively "Reverse Merger") to be the most likely method utilized. A Reverse Merger is a transaction in which an acquiring corporation, such as the Company, through the issuance of a sufficient number of shares of the acquiring corporation's common stock, renders control of the acquiring corporation to the principals of the target entity. Substantial dilution to the Company's existing stockholders would then result. In a Reverse Merger a transaction could result in more than 50%, and potentially a substantially higher percentage, of the issued and outstanding Common Stock of the Company being issued to outside investors or an unknown and unnamed entity to consummate the Reverse Merger. Management expects and intends to complete a single Acquisition with a single target entity, target corporation or corporate group. Present management would likely be replaced by nominees chosen by the unknown and unnamed target entity who would then control the Company.

The Company has not identified any specific business and/or assets of a business (the target entity) with which it may be able to begin material operations. Shareholders of the Company, due to the majority of the shares being held by its founders who are also the two Officers, may have no opportunity to evaluate or to have a voice in the determination of the business that the Company may purchase and/or the assets with which the Company intends to form a business. As the day-to-day decisions will be made by management, any funds of the Company will be wholly at risk and dependent upon the determinations of management of the Company concerning their use. As of the date hereof, there are no specific Acquisitions or target entities contemplated by or being considered by the Company, but it may be expected that any Acquisitions will present such a level of risk that conventional private or public offerings of securities or conventional bank financings may not be available to the Company. Accordingly, no assurance can be given that the funds held by the Company will be sufficient to finance the operations of any as of yet unknown and unidentified Acquisition candidates.

The Company has no present intention or plans to consider Acquisitions with entities owned or controlled by affiliates or associates. The Company has no present intention to create subsidiaries with a view to distributing their securities to the Company's shareholders. All shareholders (including the founders and the officers) will be afforded similar opportunities to dispose of their securities in or following an Acquisition. The Company has no plans to engage, and does not anticipate engaging, any independent consultants or advisors (on a retained basis or otherwise), other than the Company's present attorney and accountants, and no other consultants or advisors have been recommended. Management has not made any plans to advertise or promote the Company.

There is no assurance that the Company's Acquisition plans will prove to be feasible or commercially viable nor is there any assurance that there will be any operating revenues and/or earnings or profits in the foreseeable future. The Company's plans are only in the conceptual stage and it has not formulated any specific plan of operation.

Management has not defined nor does it intend to define any particular industry or business activity in which it plans to engage. It will consider any business opportunity which may be offered or which may be uncovered. It is management's belief that without specific constraints as to which business endeavors to consider, a wider range of opportunities will be available to evaluate with the intent of locating a suitable business opportunity to pursue. Management may select an opportunity which does not meet any customary or usual method of analysis. There is no assurance that considering such a wide spectrum of business opportunities will result in any transaction being consummated, or if a transaction is consummated, that the business opportunity selected will be successful; nor is there any assurance that management will consider any one criterion or any combination of criteria to be important enough to select or reject any particular business opportunity.

The criteria management intends to employ to evaluate business opportunities include, but are not limited to, the industry in which the business is or plans to be engaged, the history of the entity, if any, the entity’s financial commitment made to date as well as the financial commitment required to achieve the projected expectations, and the potential for the business to grow and to be successful. There is no assurance, however, that the evaluation made will be thorough, complete or accurate, nor, regardless of whether or not the evaluation is thorough, complete or accurate, that the particular business opportunity will be successful.

The two present principal stockholders who are the founders, officers and directors (“Officers”) of the Company have control of the Company.

The ultimate success of the Company may depend on its ability to raise additional capital or have other parties bear a portion of the required costs to further develop or exploit such business. No assurance can be given or is made that the Company will have the necessary capital available to establish a viable business or that additional funds, when required, will be available from any source or on terms acceptable to the Company. Additionally, no assurance can be given or is made that the Company's plans will prove to be achievable, feasible or financially successful; and, if not, shareholders may lose all or substantially all of the funds used to purchase their shares.

Competition

There are inherent difficulties for any new company (such as the Company) seeking to enter an established field. The Company expects to encounter intense competition in its Acquisition activities from numerous firms, almost all of which are substantially larger, have more successful operations, and possess greater financial and other resources, more employees and more extensive facilities than the Company now has or will have in the foreseeable future. Accordingly such companies are, or will be, in a better position to finance subsidiaries and/or offer incentives to management to operate and/or supervise the subsidiaries once acquired or organized. The Company is not at present and will not, in the foreseeable future, be a significant factor in any field in which it proposes to engage and, additionally, small "start-up" firms such as the Company, with very limited resources, are at a very serious disadvantage against established competitors.

Further, the Company expects to encounter competition among unrelated shell corporations for Acquisition candidates. The Company has an extremely small shareholder base, minimal capital availability, no quotation symbol and no quotations for the Company’s stock. Other shell corporations, in contrast, are expected to have characteristics that might be more attractive to Acquisition candidates such as a more diverse shareholder base, greater access to additional capital, possibly an existing trading symbol, and possibly shares of stock that are then being traded on the public markets. These factors may inhibit potential target candidates to merge with us. Thus competitors, including shell companies, with some or all of these factors may be more attractive to the target than the Company.

No Finder’s Fees to Insiders

No finder's fees or other acquisition-related compensation will be paid to the Company's officers, directors, promoters, or their affiliates or associates from revenues or other funds of any Acquisition candidate, or by the issuance of additional securities of such an entity; however, the two Officers’ shareholdings in the Company will be exchanged, sold, reissued or otherwise transacted with the Acquisition corporation on terms equal to each and any and all of the other shareholders of the Company.

Employees

At April 30, 2017, the Company had no salaried employees and no employees compensated on an hourly or other basis. Since the Company has no employees, and its staff consists entirely of two individuals serving as the Company's officers and directors, each of whom currently devote, at a maximum, approximately two hours per week, and often no time at all, to the Company's business and neither of whom is expected to devote significant time to the Company's day-to-day business operations and affairs either prior to or after an Acquisition is consummated.

Officers, directors, promoters and affiliates of the Company may engage, and some are engaged, in other business activities similar or dissimilar to those engaged in by the Company. To the extent that such individuals engage in other activities they have or will have potential conflicts of interest in directing opportunities to other companies, entities, or persons with which they are or may be associated or have an interest, rather than presenting such opportunities to the Company. Such potential conflicts of interest include, among other things, the time, effort, and corporate opportunities involved in their participation in other business operations, activities or transactions. No assurance can be given that such potential conflicts of interest will not cause the Company to lose potential opportunities.

Acquisition Candidates and Stockholder Votes

Stockholder approval typically would be required to complete an Acquisition wherein an amendment to the Company's certificate of incorporation is required. An amendment to the certificate of incorporation may involve a change of the name of the Company or the Company's capitalization structure or to effect a merger or consolidation of the Company with an Acquisition candidate.

The two Officers own, of record and beneficially, together 76.75% of the then outstanding shares and accordingly, together will be in a position to elect all of the members of the Board of Directors should they elect to vote as a block; they are also father and son, respectively. The other shareholders will not be able to elect any directors of the Company or approve or disapprove any other matter that comes before the stockholders for a vote without voting as a block with at least one of the Officers.

If almost all of the non-officer shareholders act as a group, and if they enlist the voting power of one of the two Officers against the other, they could then effect control. However, that is extraordinarily unlikely as the two Officers founded the Company together, have had an almost 30 year professional relationship, and of course are bound by the bonds of father and son, and they intend to vote together.

Subsidiaries: None.

Working Capital Items: At April 30, 2017, the Company had a limited working capital position of $14,148.

Item 1A.	Risk Factors.

Disclosure of risk factors is not required for smaller reporting companies. However, because the Company is a shell corporation and the attendant risks are material, management elected to provide a list of the material risk factors as follows:

Risk Factors

THE SECURITIES OF THE COMPANY ARE HIGHLY SPECULATIVE IN NATURE AND INVOLVE A HIGH DEGREE OF RISK. THEY SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. THEREFORE, SUCH PERSONS SHOULD, PRIOR TO PURCHASE, CONSIDER VERY CAREFULLY THE FOLLOWING RISK FACTORS, AS WELL AS ALL OF THE OTHER INFORMATION In THIS DOCUMENT, PARTICULARLY THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS HEREIN.

1.       Shell Company; Not Specific. The Company is a shell company as defined by the U.S. Securities and Exchange Commission (“SEC”) in both Rule 144 and in Rule 405 under the 1933 Act. A shell company is an entity that has no or nominal operations, and either (i) no or nominal assets, or (ii) assets consisting solely of cash and cash equivalents, or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. The Company is also a “Blank Check” entity, which is defined by the SEC as a company which has no specified business except to engage in an Acquisition, has no operations, and the major portion of its funds are only generally allocated rather than specifically allocated. However unless the Company conducts an initial public offering filed with the SEC, it will not be subject to the blank check rules. The Company, however, will be subject to the shell company rules and limitations on utilizing certain other rules. Shareholders entrust the Company’s funds, business and future to management (on whose judgment the shareholders must depend) having only extremely limited information about management's specific intentions; at the present time management has not formulated any specific plans, except that it intends to acquire a business and/or assets with which it intends to form a business through a business combination of some kind. No assurance can be given that the Company's plans will be successful.

2.       Use of Rule 144 Currently Not Permitted. Rule 144 is NOT available for sales and transfers of shares of a shell company until at least one year has passed after the Company has ceased being classified as a shell entity. The Company may cease being classified as a shell company upon consummation of an Acquisition. Therefore, the resale provisions of Rule 144 are currently NOT available for any of the outstanding shares of the Company. It is expected, but no assurance can be given, that outstanding shares of the Company will become eligible for sale under Rule 144 but not earlier than 12 months after an Acquisition has been consummated and provided the Company has filed its updated reports with the SEC among other conditions. All of the shares of the Company's issued and outstanding shares of Common Stock are "restricted securities" as that term is defined under Rule 144 under the 1933 Act. Ordinarily, Rule 144 provides an exemption from registration provided certain circumstances are met. But, with respect to its shell status or blank check company similarities, shareholders cannot trade their shares until at least one year after an Acquisition has occurred.

3.       Management's Limited Experience in Locating Business Opportunities. The Company is dependent upon the personal efforts and abilities of its two officers and directors, each of whom has limited business experience as set forth herein and none of whom will be devoting significant time to the Company's proposed day-to-day business activities. The Company's officers and directors have limited experience in assessing businesses and may not have sufficient experience to determine whether such businesses would provide suitable investment opportunities for the Company; management has not established any procedures or techniques for evaluating business opportunities and does not intend to do so. The loss of, or unavailability to, the Company of the services of one or more of its officers may have a materially adverse effect on the Company's business prospects and/or potential earning capacity in that there are no other employees or individuals who have any responsibility to the stockholders for the management of the Company. The Company presently has no funds to pay potential future salary obligations; thus it would be difficult to attract replacement management. The Company does not have any insurance to compensate it for any such loss, nor does it have any present intention to secure any insurance upon the lives of either of its officers. Additionally, since the officers hold majority voting control and are capable of replacing management, the officers will be able to dictate which Acquisition(s) the Company will or will not enter into.

4.       Conflicts of Interest. The president of the Company may engage and is engaged in other business activities similar or dissimilar to those engaged in by the Company. The vice president who is a practicing attorney may have clients which might engage in business activities competitive with the Company, and therefore through his law practice may have indirect conflicts of interest. To the extent that such individuals engage in other activities they have or will have actual or potential conflicts of interest by directing opportunities to other companies, entities, or persons with which they are or may be affiliated, associated or have an interest, rather than presenting such opportunities to the Company. Such potential conflicts of interest include, among other things, the time, effort, and corporate opportunities involved in their participation in other business operations, activities or transactions. As no policies have been, nor are anticipated to be, established for the resolution of conflicts of interest, the Company may be adversely affected should these individuals choose to place their other business interests before those of the Company. No assurance can be given that such conflicts of interest will not cause the Company to lose potential opportunities, profits, management's attention or Acquisition opportunities.

5.       No Public Market for Securities. There is no public market for the Common Stock of the Company and there can be no assurance that a trading market will ever develop or that the Shares of Common Stock may ever be resold. Any market for the Common Stock of the Company that may develop will, in all likelihood, be a substantially limited one. The Company's securities are not expected to be traded on any exchange or on the NASDAQ System and the Company's securities may be subject to various penny stock disclosure rules which may have the effect of making it difficult for security holders to sell their Common Stock. However, to the extent any "restricted" shares of the Company's Common Stock ever become eligible for sale under Rule 144, such shares if sold pursuant to Rule 144 may adversely affect any market price for the Company's Common Stock should a market develop.

6.       No Present Identification of Industry and/or Business and/or Assets. The Company has not identified any specific business and/or assets of a business with which it may be able to begin material operations. Shareholders may have no opportunity to evaluate or to have a voice in the determination of the business that the Company may acquire and/or the assets with which the Company intends to form a business. As the day-to-day decisions will be made by management, the funds of the Company will be wholly at risk and dependent upon the determinations of the present management of the Company concerning their use. There are no specific Acquisitions contemplated or identified by the Company or its management, but it may be expected that any Acquisition candidate will present such a level of risk that conventional private or public offerings of securities or conventional bank financings may not be available to the Company. Accordingly, no assurance can be given that the funds of the Company will be sufficient to finance the operations of any as of yet unknown and unidentified Acquisition candidate.

7.       Company may Not Continue as a Going Concern, and has No Record of Earnings or Operations. Our auditors have expressed their opinion that because of limited working capital and an accumulated deficit of $14,052 as of April 30, 2017, they have substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has no material operating history or operating revenues and is promotional, is in its embryonic and early development stages and is embarking upon a new venture. The difficulties encountered by a new enterprise in an embryonic stage, especially in view of the potential for intense competition from existing and more established businesses, which may also be seeking to create or purchase profitable subsidiaries or obtain assets with which to create profitable business, may be extreme. There is no material operating history or business ventures upon which to base any assumption that the Company's plans, once formulated, will either materialize or prove successful or that the Company will ever be able to operate on a profitable basis. If the Company's plans prove to be unsuccessful, its stockholders may lose all or a substantial portion of their investment.

8.       Limited Working Capital. The Company, as of April 30, 2017, had limited working capital, consisting of $14,148 of cash on hand. Dependent upon the Acquisition candidate that completes a transaction with the Company, additional financing may be necessary to be raised for the Company to carry-out its business objectives, and thereby further dilute the holdings of all of the current shareholders. In addition, the funds on hand may prove to be insufficient to permit the Company to locate assets and/or business to acquire. There is no assurance the Company will be able to succeed in its intended business activities due to its limited capital availability.

9.       No Full-Time Employees -- No Staff For Operations. The Company currently has no employees and, each of its two officers and directors devote, at a maximum, approximately two hours per week, and often no time at all, to the Company's day-to-day business operations and affairs.

10.     Additional Financing May Be Necessary. The Company acknowledges that inasmuch as it has not yet identified any Acquisition candidate, there may be business contingencies which cannot be foreseen and thus no assurances can be given that the funds on hand will in fact be sufficient. As the amount of funds are limited, it is likely that additional funds will need to be raised. The Company might be deprived of favorable opportunities to secure additional equity capital for the purpose(s) of its business, if additional capital should then be required or not be obtained. Further, dependent upon the Acquisition candidate that completes a transaction with the Company, additional financing may be necessary to be raised for the Company to carry-out its business objectives, and thereby further dilute the holdings of all of the current shareholders. No assurance can be given that the Company will be able to raise additional financing.

Certain regulations, principally Rule 419 under the Securities Act of 1933, place additional requirements on shell or blank check companies seeking to raise capital through a registered public offering. The principal restriction of Rule 419 is that it requires all funds so raised must be placed in a refundable escrow account to be held until consummation of a merger or other business combination; however, each blank check investor may require the full refund of their investment prior to consummation of a merger. Further, securities laws of the various states, referred to as Blue Sky laws, also place restrictions on shell or blank check public offerings. Therefore, the Company does not believe it has any viable access to the public markets for capital raising until the Company is no longer classified as a shell corporation, and currently will not be able to raise capital except through private placement exemptions. Hence as reiterated above, the Company may be restricted in its ability to secure additional equity funding.

11.     Acquisition or Creation of Assets May Not Make Company Viable. The Company may acquire or create assets with which to establish a business for the Company. The Company may not have or be able to obtain adequate funds to make such business viable. Accordingly, the ultimate success of the Company may depend on its ability to raise additional capital or have other parties bear a portion of the required costs to further develop or exploit such business opportunity. No assurance can be given or is made that the Company will have the necessary capital available to establish a viable business or that additional funds, when required, will be available from any source or on terms acceptable to the Company.

12.     Intense Competition. The Company expects to encounter intense competition in its Acquisition activities from numerous firms, almost all of which are substantially larger, more experienced and successful in their operations, and possess greater financial and other resources and facilities than the Company now has or will have in the foreseeable future. Accordingly, such companies are, or will be, in a better position to finance, manage, operate and/or supervise operating companies once acquired or organized. The Company will not, in the foreseeable future, be a significant factor in any field in which it proposes to engage and is at a very serious disadvantage against established competitors.

Further, the Company expects to encounter competition among unrelated shell corporations for Acquisition candidates. The Company has an extremely small shareholder base, minimal capital availability, no quotation symbol and no quotations for the Company’s stock. Other shell corporations, in contrast, are expected to have characteristics that might be more attractive to Acquisition candidates such as a more diverse shareholder base, greater access to additional capital, possibly an existing trading symbol, and possibly shares of stock that are then being traded on the public markets. These factors may inhibit potential target candidates to merge with us. Thus competitors, including shell companies, with some or all of these factors may be more attractive to the target than the Company.

13.     Current and Future Control by Present Stockholders; Absence of Cumulative Voting. The present Officers are the two majority stockholders own, of record and beneficially, 76.75% of the issued and outstanding Common Stock of the Company. Inasmuch as there are no cumulative voting rights under the Company's Certificate of Incorporation, these two stockholders will therefore be able to elect all of the directors of the Company, and the other shareholders will not be able to elect any of the directors of the Company or approve or disapprove any matter that comes before the stockholders for a vote.

14.     Possible Change of Control of Stock Ownership and of Management. It is extremely likely that any Acquisition the Company will participate in will result in the issuance of a substantial number of shares of Common Stock of the Company to the parties associated with the Acquisition. The net result of any such Acquisition may be an effective change of operating control of the Company, so that the Company's existing management would be replaced with directors and officers selected by those parties who have effectively obtained operating control of the Company.

15.     Amendment, Repeal of Bylaws.     The board of directors of the Company may make, alter, or repeal the Company's bylaws without the assent of the Company's stockholders.

16.     Limited Financial Ability to Acquire Business. The limited amount of money held by or available to the Company will necessarily restrict possible business combinations to very small companies, if any are possible.

17.     Possible Further Dilution of Stockholders' Interests Upon Consummation of an Acquisition. The Company expects to issue shares in order to complete an Acquisition which would result in dilution of the Stockholders' percentage ownership interests. Such dilution would result upon issuance of shares to consummate a stock-for-stock exchange, merger, reverse merger, joint venture, acquisition of assets for stock, or under any circumstances when shares are issued. It is conceivable that, pursuant to such a stock issuance, more than 50% of the Company may become owned by a currently unidentified entity or entities or their shareholders and/or managers. The resulting effect would be that the ownership position of the existing shareholders of the Company may be further diluted by 50% or more, and potentially substantially much more than 50%, and the original management and directors could be replaced by nominees chosen by the unknown and unnamed entity or entities who would then have control of the Company.

18.     Possible Further Dilution of Stockholders' Interests if Additional Funds are Raised. Due to the limited amount of money held by or available to the Company, it is extremely likely that the Company may need to raise additional capital to pursue its acquisition plans. The Company might raise additional monies through a private placement through the sale and issuance of additional shares which would result in dilution of the Stockholders' percentage ownership interests.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company does not have any offices. It has a mailing address in care of its registered agent at 903 Clydesdale Drive, Bear, Delaware 19701 and may make other arrangements for mailings and mail forwarding in the future.

The Company is operating virtually through its telephone: (302) 357-9893.

Item 3.	Legal Proceedings.

There are no material legal proceedings known or threatened against the Company.

Other proceedings

The Company is not aware of any material legal proceedings which would need to be cited herein.

There are no proceedings involving officers and directors; see Item 10(f).

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)     The Company's Common Stock is not quoted or traded. The Company confirms its securities will not be quoted or traded until after an Acquisition occurs and it is no longer classified as a shell company; in addition it must file certain reports with the SEC. At that point the Company anticipates the surviving entity will apply to be quoted and traded in the over-the-counter market on the Pink Sheets, OTCBB Markets, OTCQX, or other markets on their electronic interdealer quotation and trading system. It currently has no trading symbol.

Since there is no public market for the Company’s securities, once the Company on a post-Acquisition basis is listed with the Pink Sheets, OTCBB Markets, OTCQX, or other markets, there can be no assurance that a public market will ever develop or that the Common Stock can be sold. The number of record holders of the Company's securities as of April 30, 2017 is eleven (11) holders. Any market for the Common Stock of the Company that may develop after completion of a merger with a potential target entity will, in all likelihood, be a substantially limited one. On a post-Acquisition basis, the Company's securities are not expected to be traded on any exchange or on the NASDAQ System and the Company's securities may be subject to various penny stock disclosure rules which may have the effect of making it difficult for security holders to sell their Shares of Common Stock.

The Company is voluntarily filing this registration statement with the Securities and Exchange Commission. The Company plans to continue filing SEC annual and quarterly reports until an Acquisition occurs; it is expected that the target entity’s management would require the Company to continue filing its SEC annual and quarterly reports thereafter.

(b)     Potential Sales Pursuant to Rule 144. All of the 91,200,000 shares of the Company's issued and outstanding shares of Common Stock will be deemed "restricted securities" as that term is defined under Rule 144 under the 1933 Act, and would be required to be sold pursuant to the exemption from registration. An exemption from registration is provided by Rule 144, provided certain circumstances are met. The date upon which the resale provisions of Rule 144 will first become available to the existing shareholders and potentially to the two Officers, subject to certain control and volume limitations, will be one year after consummation and reporting of an Acquisition, provided among other requirements, the post-Acquisition Company continues to file its required SEC reports. It is possible for the 200,000 shares sold under Rule 701 to be available for resale 90 days after the Acquisition. The resale provisions of Rule 144 are currently not available for any of the outstanding shares of the Company. To the extent any "restricted" shares of the Company's Common Stock are sold pursuant to Rule 144, any market price for the Company's Common Stock may be adversely affected should a market develop and be sustained.

(c)     Record Holders. At April 30, 2017, the number of record holders of the Company's Common Stock was eleven (11).

(d)     Dividends. The Company has no plans to issue any dividends on its capital stock.

(e)     Securities Authorized for Issuance under Equity Compensation Plans. The Company has no compensation plans under which equity securities of the Company are authorized for issuance.

Item 6.     Selected Financial Data. Smaller reporting companies are not required to present selected financial data.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Since inception in 2015

The Company was formed on September 17, 2015 and since that time has been in the developmental stage wherein it raised a total of $28,200 in a private placement which commenced October 2015. The Company has incurred expenses of $10,030 for the year ending April 30, 2017, and $4,022 for the period ending April 30, 2016, consisting entirely of general and administrative expenses related to its limited operations. The capital raised is expected to be adequate to pay its accounting expenses and reporting requirements for a period of at least seven quarters ending January 31, 2018.

As of the end of the Company’s fiscal year, April 30, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception (September 17, 2015). For the year ending April 30, 2017 the Company had sustained a net loss of $10,030, and $4,022 for the period ending April 30, 2016.

The Company has no operations nor does it currently engage in any revenue generating activities. The Company has neither generated revenues nor received income, has had no operations other than to form a corporation and to raise a limited amount of capital pursuant to a private placement. It has incurred and paid various state fees and expenses related to such activities and engaged its accountants to audit and review its books and records in order to prepare the Company's financial statements.

The Company intends to seek an Acquisition candidate in order to pursue its business objectives. An Acquisition will normally take the form of a merger, stock-for-stock exchange or a tax free stock-for-assets exchange. As of the date of this filing, there have been no companies or target entities that have been sought for such purpose and none have approached the Company. No assurance is given that the Company will be successful in identifying, locating, negotiating, or consummating an Acquisition. No assurance can be given that the funds held by the Company will be sufficient to finance the operations of any as of yet unknown and unidentified Acquisition candidates.

The Company has authorized a total of 525,000,000 shares of capital stock which includes 500,000,000 shares authorized as common stock for issuance. The Company issued 21,000,000 shares of common stock as a result of its private placement, 200,000 shares of common stock to its registered agent, and issued 70,000,000 shares of common stock to two of its Officers upon its founding. Therefore, there are a total 91,200,000 shares of common stock issued and outstanding.

The Company’s capital stock also includes 25,000,000 shares of preferred stock authorized for issuance; none of the preferred Stock have been classified, designated or issued.

FINANCIAL ACCOUNTING STANDARDS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of April 30, 2017, had limited working capital, consisting of $14,148 of cash on hand. Dependent upon the Acquisition candidate that completes a transaction with the Company and its financial resources, then additional financing may be necessary to be raised for the Company to carry-out its then new business objectives, and thereby further dilute the holdings of all of the current shareholders. In addition, the funds on hand may prove to be insufficient to permit the Company to locate assets and/or a business to acquire. There is no assurance the Company will be able to succeed in its intended business activities due to its limited capital availability.

Cash used in operating activities consisted of a net loss of $10,030 for the year ending April 30, 2017, and $4,022 for the period ending April 30, 2016.

Cash provided from financing activities consisted of proceeds from the sales of common stock of $28,200 for the period ended April 30, 2016. The Company had no financing activities during the year ended April 30, 2017.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk. Smaller reporting companies are not required to present disclosure with respect to quantitative and qualitative disclosures about market risk.

Item 8.	Financial Statements and Supplementary Data.

The financial statements of the Company are attached following Item 15. See the index to Financial Statements in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with the Company’s accountants.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our president and treasurer (one person) to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the president-treasurer, of the effectiveness of the design and operation of disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a – 15b of the Exchange Act.

Based on this Evaluation, our president-treasurer concluded that because of weaknesses in our control environment, our Disclosure Controls were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2017, the Company’s internal control over financial reporting was not effective due to the existence of the material weaknesses identified by management and disclosed below:

Lack of Appropriate Independent Oversight. There are no independent members of the Board of Directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.

Although the Company has identified a lack of appropriate independent oversight as a material weakness, an independent board of directors is not required by The OTC Markets (the electronic quotation system that the Company would eventually apply to for the quotation and registration of its securities) and the Company does not intend to remediate this material weakness at this time.

Changes in Internal Control over Financial Reporting

During the years ended April 30, 2017 and 2016, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

The Company does not have information required to have been reported on a current report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

(a-b)        At April 30, 2017, the executive officers and directors of the Company were:

Name	Born	Position	Officer or Director Since

Robert A. Lerman	1935	President, Chief Executive Officer, Chief Financial Officer, and Director	2015

Kenneth B. Lerman	1961	Vice President, Secretary and Director	2015

The directors of the Company are each elected to one-year terms. The term of each director and officer expires when his successor is elected and qualified.

The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

Robert A. Lerman has served as our president, CEO, CFO, treasurer, and a member of the Board of Directors since inception in 2015. Since 1981 his principal occupation until 2015 had been the CEO and a director of Thermodynetics, Inc. an unaffiliated holding company which sold substantially all of its then remaining assets in March 2015; it is dormant. Since 1967 he has been the president and director of Spectrum Inc. which provides consulting services to entities for financing and industrial activities specializing in emerging growth companies; this is his current principal occupation. Neither of these other two companies are affiliated with the Company. For Congregation Beth Israel, his synagogue, he is currently the chair of its Investment Committee and serves on its Board of Trustees and various finance committees.

Bob Lerman co-authored Nonlinear System Dynamics, Van Nostrand Reinhold, New York, 1992. He holds the degrees of Bachelor of Mechanical Engineering, Master of Science in Mathematics and Master of Science in Electrical Engineering.

Qualifications: Mr. Bob Lerman has over 45 years of management and operating experience with manufacturing, service and marketing companies, venture capital companies, and investment finance organizations. Based on his current role as CEO of the Company and his history with industrial firms and corporate finance, Mr. Lerman provides the Board with skillful leadership and business knowledge.

Kenneth B. Lerman has served as our vice president, secretary and a member of the Board of Directors since inception in 2015. Ken Lerman’s principal occupation is the practice of law; he founded his law firm, Kenneth B. Lerman, P.C., in Connecticut in 1988. His law practice centers on business law including representation of publicly traded companies, blank check and shell companies. Ken Lerman received a Bachelor of Arts double majoring in Business Management, and in Government from Clark University in 1983, and his law degree from Emory University School of Law in 1986. Ken Lerman is a member of the bar in the states of Connecticut 1987 and Florida 1997. More detailed information about Ken Lerman is located at his law firm’s website: www. KBLpc . com.

Qualifications: Ken Lerman has 30 years of legal experience in the private practice of law. Mr. Lerman has also held various officer and director positions in a number of organizations, most recently until the spring of 2016: vice chairman of the Hartford Parking Authority a quasi-public entity which oversees the parking facilities of the city of Hartford, CT, and vice president and a director of a local watershed nonprofit organization, Park Watershed, Inc. a 501(c)(3) nonprofit organization providing stewardship of a watershed in Hartford County, CT. We believe Ken Lerman is well-qualified to serve as a member of the board due to his legal capital markets experience assisting blank check and shell companies, like our Company, complete their initial public offerings and business combinations. Based on his current role as vice president of the Company and his history with the Company and with the blank check and securities law industry, Mr. Lerman provides the Board with skillful leadership and helpful knowledge.

Lawyer for the Company Only. The sole principal of the law firm of Kenneth B. Lerman, P.C. of Hartford Connecticut, the law firm providing legal services to the Company, is the owner of 30 million shares of the Company. These 30 million shares are equal to approximately 33% of the outstanding stock of the Company. No attorney-client privilege or relationship has been established between any prospective investors with the law firm of Kenneth B. Lerman, P.C. as a result of the legal representation performed on behalf of the Company or the stock ownership of such lawyer in the Company. Prospective investors are encouraged to seek advice from their own legal and professional advisors.

(c)     Family Relationships between Directors and Officers - Robert A. Lerman and Kenneth B. Lerman are father and son.

(d)     Certain Legal Proceedings of Directors or Officers. The Company knows of no legal proceedings pending or threatened or judgments entered against any director, director nominee, or officer of the Company or of any of its subsidiaries as specified in the rules of the SEC.

(e)     Audit Committee and Audit Committee Financial Expert.

Audit Committee.

The audit committee charter was adopted by the Board of Directors on May 16, 2016. The Company’s audit committee consists solely of the two directors of the Company. Neither of the members of the Board of Directors meet the criteria for independence, experience and expertise, including financial literacy, or that of a financial expert as established under the Sarbanes-Oxley Act of 2002.

The Audit Committee is responsible for monitoring:

●	management’s process for ensuring the integrity of the Company’s financial statements;
●	the independent registered public accounting firm’s qualifications and independence;
●	the performance of the Company’s independent registered public accounting firm; and
●	management’s process for ensuring the Company’s compliance with legal and regulatory requirements.

The Company does not have an “Audit Committee Financial Expert” serving on the Audit Committee because the Audit Committee members do not qualify as such. However, the Audit Committee engaged Mr. Daniel Kaufman who is serving as a financial expert advisor to the Committee. Mr. Kaufman is a certified public accountant, and is a partner of the accounting firm of Nathan Accounting Group, LLC. Mr. Kaufman is serving as an advisor but not as a member of the Audit Committee due to the Sarbanes-Oxley Act of 2002 which requires members of the Audit Committee to also be members of the Board of Directors of the Company; Mr. Kaufman is not a member of the Company’s board.

(f)     Director Independence. The Company does not have any independent directors based upon the criteria of applicable NASDAQ rules to determine independence.

Senior Officer Code of Ethics

The Company’s Code of Business Conduct (the "Code") includes a code of ethics (the "Senior Officer Code of Ethics") that applies to the Company's Chief Executive Officer and senior financial officers (including the Company's Chief Financial Officer, Controller and persons performing similar functions) (collectively, the "Senior Financial Officers"). The Company will provide a copy of the Senior Financial Officer Code of Ethics, without charge, upon written request to the Office of the Treasurer at the Company.

Item 11.     Executive Compensation.

The two Officers of the Company have not received any compensation from the Company. No compensation is accruing, and there is no plan, arrangement or agreement for them to receive any compensation from the Company for their service as officers and directors of the Company. If either or both of them are engaged by the Company on a post-Acquisition basis for any services of any kind, which is not currently contemplated, that shall be at the option of the new management, and shall not occur until after the Acquisition is completed, and after the two Officers of the Company have resigned as officers and directors of the Company; the potential of any future service is not contemplated to be a contingency, condition or term of the Acquisition. The Officers of the Company do not anticipate providing continuing or new service to the Company post-Acquisition.

(a)-(b)     Summary Compensation Table - The following table sets forth on an accrual basis for the most recently ended two fiscal years, the remuneration of each of the Company's officers:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Robert A. Lerman(1) President, CEO, CFO, & Director	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Kenneth B. Lerman(1) Vice President, Secretary & Director	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

(1)	For the fiscal years ended April 30, 2017, and April 30, 2016.

(c)     Narrative Disclosure to Summary Compensation Table.

As reflected in the above Summary Compensation Table, the officers and directors of the Company have not received any compensation for services to the Company since inception, and they are not earning or accruing any compensation from the Company. But, the officers and directors of the Company are also the principal shareholders and anticipate potential financial capital gains from the eventual sale of their shares; such profits would occur only if the value of the shares of the Company increase at the time of, or after, an Acquisition, if they retain any shares after the transaction.

(d)     Directors’ Compensation – The Company does not have any nonexecutive or nonemployee directors. The Company’s directors were not compensated for their directorship service and there are no plans to compensate directors until after consummation of an Acquisition.

(e)     Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert A. Lerman	0	0	0	0	0	0	0	0	0
Kenneth B. Lerman	0	0	0	0	0	0	0	0	0

(f)     Stock Incentive Plans - The Company does not have any stock incentive plans.

(g)     Employee Retirement Savings Plans - The Company does not have any employee retirement savings plans.

(h)     Other Plans and Employment Contracts - The Company does not have any other pension or similar plan.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a-b)     A total of 91,200,000 shares of common stock are issued and outstanding, and the following table sets forth, as of April 30, 2017, the number of shares of the Company's Common Stock owned beneficially, to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer named in the Summary Compensation Table and by all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned

Directors and Officers

Robert A. Lerman	40,000,000 shares	43.86%

Kenneth B. Lerman	30,000,000 shares	32.89%

Directors and Officers

All above listed officers and directors as a group (two persons)	70,000,000 shares	76.75%

Other 5% Shareholders
W.D.A. Charlebois 2149 Norton Road Charlotte, NC 28207	6,000,000 shares	6.58%

(c)       Changes in Nomination Procedures.

There are no changes to the nomination procedures of directors to the board of the Company.

(d)       Equity Compensation Plan Information.

The Company has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

(a)       Transactions with Management and Others and Certain Business Relationships - None of the officers and directors of the Company are currently engaged in businesses competitive to the business of the Company.

During the past fiscal year, the Company has not been engaged in any material transaction(s) exceeding $120,000 in value in which any of the Company’s officers, directors, or persons or entities with which they were affiliated, or beneficial holders of more than 5% of its outstanding voting securities, had a direct or indirect interest and no such transaction is currently proposed.

Item 14.	Principal Accounting Fees and Services.

On March 24, 2016, the Company engaged KLJ & Associates, LLP to audit 2016. The audit relationship has been continued.

The 2017 and 2016 amounts in the table below represent expenses for KLJ & Associates, LLP.

	2017	2016
Audit Fees (1)	$5,200	$2,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees (2)	-0-	-0-

(1)	Includes fees for the audit of the Company’s annual financial statements included in its Registration Statement on Form 10 effective August 15th, 2016, its Annual Report on Form 10-K, and Form 10-Q’s filed Quarterly.

(2)	Includes fees for research.

Due to the fact that the Company does not have a formal audit committee, the Board of Directors has:

(a)	Reviewed and discussed the Company’s audited financial statements with the independent auditors;
(b)	Discussed with the independent auditors the matters required to be discussed by professional standards;
(c)	Reviewed and discussed the independence of the auditors and received a written disclosure from the audit firm confirming its independence.

Based on the review and discussions described above, the Board of Directors approved the inclusion of the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

PART IV.

Item 15.	Exhibits, Financial Statements and Schedules.

(a)       Financial Statements

Report of Independent Registered Public Accounting Firm.

Balance Sheets - at April 30, 2017 and April 30, 2016.

Statements of Operations - For the fiscal years ended April 30, 2017, and April 30, 2016.

Statements of Stockholders' Equity - For the fiscal years ended April 30, 2017, and April 30, 2016.

Statements of Cash Flows - For the fiscal years ended April 30, 2017, and April 30, 2016.

Notes to Financial Statements

(b)       Exhibits

3.A	Articles of Incorporation, as filed with the Delaware Secretary of State. (a)

3.B	By-Laws. (b)

4.	Common stock specimen certificate. (c)

14.	Code of Ethics of Financial Matters. (d)

31.	CEO and CFO Certification.

32.	CEO and CFO Certification to 18 U.S.C. 1350.

99.A	Audit Committee Charter. (e)

99.B	Compensation Committee Charter. (f)

99.C	Nominating Committee/Corporate Governance Charter. (g)

Incorporated by Reference to:

(a)	Exhibit 3.A to Form 10 filed June 16th, 2016 (File No. 000-55651)
(b)	Exhibit 3.B to Form 10 filed June 16th, 2016 (File No. 000-55651)
(c)	Exhibit 4. to Form 10 filed June 16th, 2016 (File No. 000-55651)
(d)	Exhibit 14. to Form 10 filed June 16th, 2016 (File No. 000-55651)
(e)	Exhibit 99.A to Form 10 filed June 16th, 2016 (File No. 000-55651)
(f)	Exhibit 99.B to Form 10 filed June 16th, 2016 (File No. 000-55651)
(g)	Exhibit 99.C to Form 10 filed June 16th, 2016 (File No. 000-55651)

OPPORTUNITY ACQUIS CORP

FINANCIAL STATEMENTS

FOR THE PERIOD SEPTEMBER 17, 2015 (INCEPTION) THROUGH APRIL 30, 2017

OPPORTUNITY ACQUIS CORP

FINANCIAL STATEMENTS

FOR THE PERIOD

SEPTEMBER 17, 2015 (Inception) THROUGH APRIL 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Opportunity Acquis Corp.

We have audited the accompanying balance sheet of Opportunity Acquis Corp. (the “Company”) as of April 30, 2017 and 2016 , and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2017 and for the period September 17, 2015 (Inception) through April 30, 2016. Opportunity Acquis Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opportunity Acquis Corp. as of April 30, 2017 and 2016 and the results of its operations, and its cash flows, for the year ended April 30, 2017 and the period September 17, 2015 (Inception) through April 30, 2016 - in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has limited working capital and has an accumulated deficit of $14,052 as of April 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
July 31, 2017

5201Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

OPPORTUNITY ACQUIS CORP.

BALANCE SHEETS

Fiscal Years Ended April 30, 2017 and 2016

	April 30, 2017	April 30, 2016
ASSETS
ASSETS
Cash	$14,148	$24,178
Accounts Receivable, Net	--	--
TOTAL ASSETS	$14,148	$24,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Accounts Payable	$--	$--
Total Liabilities	--	--

STOCKHOLDERS’ EQUITY

Preferred Stock 25,000,000 authorized, 0 shares issued and outstanding	--	--
Common Stock 500,000,000 shares authorized par value $.00001, 91,200,000 shares issued and outstanding	912	912
Paid-in Capital	27,288	27,288

Accumulated Deficit	(14,052)	(4,022)

Total Stockholders’ Equity	14,148	24,178

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,148	$24,178

OPPORTUNITY ACQUIS CORP.

STATEMENTS OF INCOME

FOR THE YEARS ENDED APRIL 30, 2017

and Period September 17, 2015 (Inception) through April 30, 2016

		For the Period September 17, 2015 (Inception) Through April 30,
	2017	2016

Revenues	$-0-	$-0-

OPERATING EXPENSES
Selling, General & Administrative Expenses	10,030	4,022

TOTAL OPERATING EXPENSES	10,030	4,022

NET LOSS FROM OPERATIONS	(10,030)	(4,022)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(10,030)	$(4,022)

Net loss Per share: basic and diluted	(0.00)	(0.00)

Weighted-average number of common shares outstanding: basis and diluted	91,200,000	35,876,211

OPPORTUNITY ACQUIS CORP

Statement of Stockholder’s Equity

For the period September 17, 2015 (Inception) to April 30, 2017

	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Retained Deficit	Stockholders’ Equity

BALANCE – September 17, 2015	-	$-	$-	$-	$-

Shares issued for services at $0.001	200,000	2	198		200

Shares issued for cash at $0.0001 per share	70,000,000	700	6,300	-	7,000

Shares issued for cash at $0.001 per share	21,000,000	210	20,790	-	21,000

Net loss	-	-	-	(4,022)	(4,022)

Balance - April 30, 2016	91,200,000	912	27,288	(4,022)	24,178

Net Loss	-	-	-	(10,030)	(10,030)

BALANCE – April 30, 2017	91,200,000	$912	$27,288	$(14,052)	$14,148

The Accompanying Notes are an Integral Part of These Financial Statements

OPPORTUNITY ACQUIS CORP.

STATEMENT OF CASH FLOWS

	YEAR ENDED April 30, 2017	FOR THE PERIOD September 17, 2015 (Inception) Through April 30, 2016

OPERATING ACTIVITY
Net Loss	$(10,030)	$(4,022)
Stock Issued for Services	--	200
Net Cash used by Operating Activities	(10,030)	(3,822)

INVESTING ACTIVITIES
Proceeds from sale of stock	--	28,000
Net Cash Provided by
Investing Activity	--	28,000

INCREASE (DECREASE) IN CASH	(10,030)	24,178
CASH AT BEGINNING OF PERIOD	24,178	--
CASH AT END OF PERIOD	$14,148	$24,178

Supplemental Cash Information
Interest Paid	$--	$--
Taxes Paid	$400	$400

The accompanying notes are an integral part of these financial statements.

OPPORTUNITY ACQUIS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents and had $24,178 in cash as of April 30, 2016 and $14,148 as of April 30, 2017.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with an FDIC insured banking institution. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of April 30, 2017.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of April 30, 2017 there were no deferred income taxes or benefits due to the Company’s uncertainty of the realization of net operating loss or carry forward prior to expiration.

 Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of April 30, 2016 and April 30, 2017, there were no outstanding dilutive securities.

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

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended April 30, 2017. The Company had working capital of $14,148 and an accumulated deficit of $14,052 as of April 30, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs significantly beyond one year except with extremely limited operations. The Company will engage in extremely limited activities that must be satisfied in cash until a source of funding is secured. The Company may offer noncash consideration and seek equity lines as a means of financing its operations dependent upon the length of time the cash raised through the private offering conducted since inception through April 30,2017 is adequate to meet the Company’s financial obligations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

For the period from September 17, 2015 (inception) to April 30, 2016 and for the year ended April 30,2017, the Company incurred a net loss and accumulated deficit of $4,022 and $14,052 respectively, no cash flow from operating activities, and no working capital deficit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock with par value of $.00001 and 25,000,000 shares of preferred stock with a par value of $.001. As of April 30, 2016, and April 30, 2017, 91,200,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 4 – INCOME TAXES

As of April 30, 2017, the Company had net operating loss carry forwards of approximately $14,052 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended April 30:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$3,410	$1,367
Less: valuation allowance	(3,410)	(1,367)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31:

	2015	2015
Deferred tax asset attributable to:
Net operating loss carryover	$4,777	$1,367
Less: valuation allowance	(4,777)	(1,367)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,634 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 5 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after April 30, 2017 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements

Opportunity Acquis Corp.

Form 10-K

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

OPPORTUNITY ACQUIS CORP.

By: /s/ Robert A. Lerman

Robert A. Lerman, President,

Chief Executive Officer,

and Director

Date: July 31, 2017

(Registrant)

OPPORTUNITY ACQUIS CORP.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Lerman	By:	/s/ Kenneth B. Lerman
	Robert A. Lerman, President,		Kenneth B. Lerman, Vice President,
	Chief Executive Officer, Chief Financial Officer, and Director		Secretary and Director

	Date: July 31, 2017		Date: July 31, 2017