Form 10-Q
period 2017-07-31
Opportunity Acquis Corp.
filed 2017-09-14
CIK 1667364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2017

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 8, 2017
Common stock $.0001 Par Value	91,200,000 Shares

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

OPPORTUNITY ACQUIS CORP.

CONDENSED BALANCE SHEETS

	July 31, 2017	April 30, 2017
	(Unaudited)
ASSETS
ASSETS
Cash	$14,148	$14,148
TOTAL ASSETS	$14,148	$14,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts Payable	$2,500	$--
Total Liabilities	2,500	--

STOCKHOLDERS’ EQUITY

Preferred Stock 25,000,000 authorized, $.001 par value, 0 shares issued and outstanding	--	--
Common Stock 500,000,000 authorized, $.00001 par value, 91,200,000 issued and outstanding	912	912
Paid-in Capital	27,288	27,288
Accumulated Deficit	(16,552)	(14,052)
Total Stockholders’ Equity	11,648	14,148

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,148	$14,148

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended
	July 31 2017	July 31, 2016

OPERATING EXPENSES
Selling, General & Administrative Expenses	$2,500	$4,013

TOTAL OPERATING EXPENSES	2,500	4,013

NET LOSS FROM OPERATIONS	(2,500)	(4,013)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(2,500)	$(4,013)
Net loss Per share: basic and diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding: basis and diluted	91,200,000	91,200,000

The accompanying notes are an integral part of these consolidated financial statements.

OPPORTUNITY ACQUIS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	July 31, 2017	July 31, 2016
OPERATING ACTIVITY
Net Loss	$(2,500)	$(4,013)
Changes in Operating Assets and Liabilities
Increase in Accounts Payable	2,500	--
Net Cash used by Operating Activities	--	(4,013)

INCREASE (DECREASE) IN CASH	--	(4,013)
CASH AT BEGINNING OF PERIOD	14,178	24,178
CASH AT END OF PERIOD	$14,178	$20,165

Supplemental Cash Information
Interest Paid	$--	$--
Taxes Paid	$--	$--

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

The unaudited interim condensed financial statements included herein have been prepared by Opportunity Acquis Corp. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10 for the period ended April 30, 2017, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10 have been omitted

Use of Estimates

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents and had $14,148 in cash as of July 31, 2017 and $14,148 as of April 30, 2017.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with an FDIC insured banking institution. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of July 31, 2017.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2017 there were no deferred income taxes or benefits due to the Company’s uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of July 31, 2017 and July 31, 2016, there are no outstanding dilutive securities.

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

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended July 31, 2017. The Company had working capital of $11,648 and an accumulated deficit of $16,552 as of July 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs significantly beyond one year except with extremely limited operations. The Company will engage in extremely limited activities that must be satisfied in cash until a source of funding is secured. The Company may offer noncash consideration and seek equity lines as a means of financing its operations dependent upon the length of time the cash raised through the private offering conducted since inception through July 31, 2017 is adequate to meet the Company’s financial obligations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

For the three months to July 31, 2017, the Company incurred a net loss of $2,500, no cash flow from operating activities, and no working capital deficit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS PAYABLE

The Company currently has an outstanding unpaid account to its former auditor.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock with par value of $.00001 and 25,000,000 shares of preferred stock with a par value of $.001.

During fiscal year ended April 30, 2016, the Company issued: (a) 70,000,000 shares of common stock to two directors and officers for $7,000 ($0.0001/share) which was paid to the Company, (b) 21,000,000 shares of common stock to investors for $21,000 ($0.001/share) which was received in cash, and (c) 200,000 shares ($0.001/shares) for services valued at $200. As of July 31, 2017 and April 30, 2017, an aggregate of 91,200,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after July 31, 2017 up through the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months ended July 31, 2017 and 2016

The Company was formed on September 17, 2015 and since that time has been in the start-up stage wherein it raised a total of $28,000 in a private placement which commenced October 2015. The Company is a blank check company. The Company has incurred expenses of $2,500 and $4,013 for the three months ended July 31, 2017 and July 31, 2016, consisting entirely of general and administrative expenses related to its limited operations.

For the three months ended July 31, 2017 and July 31, 2016, the Company had not generated revenues and had no cash flows from operations. For the three months ended July 31, 2017 and July 31, 2016, the Company had sustained a net loss of $2,500 and $4,013.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company, as of July 31, 2017 had limited working capital, consisting of $14,148 of cash on hand. Dependent upon the Acquisition candidate that completes a transaction with the Company and its financial resources, additional financing may be necessary to be raised for the Company to carry-out its then new business objectives, and may further dilute the holdings of all of the current shareholders. In addition, the funds on hand may prove to be insufficient to permit the Company to locate assets and/or a business to acquire. There is no assurance the Company will be able to succeed in its intended business activities due to its limited capital availability.

Cash used in operating activities for the three month period ended July 31, 2017 and July 31, 2016 consisted of $0 and $4,013, respectively.

No cash was provided from investing or financing activities during the three months ended July 31, 2017 or July 31, 2016. Total financing of $28,000 was received in the fiscal year ended April 30, 2016.

The Company has had no investment activity since inception.

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

There were no unregistered sales of equity securities of the Company during the three months ended July 31, 2017.

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

OPPORTUNITY ACQUIS CORP.

Date: September 12, 2017	By:	/s/ Robert A. Lerman
Robert A. Lerman
President, Treasurer, Chief Executive Officer, and Chief Financial Officer